Form 10-Q
period 2005-03-31
VPC GEOTHERMAL LLC; SALTON SEA BRINE PROCESSING L P; ELMORE LP; DEL RANCH LP; CE SALTON SEA INC; CALENERGY OPERATING CORP; SALTON SEA FUNDING CORP; SAN FELIPE ENERGY CO; SALTON SEA POWER LLC; NIGUEL ENERGY CO
filed 2005-05-06
CIK 1087415, 949256, 1017947, 1017946, 1087419, 1087421, 949149, 1017941, 1087416, 1087460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission File No. 33-95538

SALTON SEA FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware	47-0790493
	(State of Incorporation)	(IRS Employer Identification No.)

Salton Sea Brine Processing, L.P.	California	33-0601721
Salton Sea Power Generation L.P.	California	33-0567411
Fish Lake Power LLC	Delaware	33-0453364
Vulcan Power Company	Nevada	95-2636765
CalEnergy Operating Corporation	Delaware	33-0268085
Salton Sea Royalty LLC	Delaware	47-0790492
VPC Geothermal LLC	Delaware	91-1244270
San Felipe Energy Company	California	33-0315787
Conejo Energy Company	California	33-0268500
Niguel Energy Company	California	33-0268502
Vulcan/BN Geothermal Power Company	Nevada	95-3992087
Leathers, L.P.	California	33-0305342
Del Ranch, L.P.	California	33-0278290
Elmore, L.P.	California	33-0278294
Salton Sea Power L.L.C.	Delaware	47-0810713
CalEnergy Minerals LLC	Delaware	47-0810718
CE Turbo LLC	Delaware	47-0812159
CE Salton Sea Inc.	Delaware	47-0810711
Salton Sea Minerals Corp.	Delaware	47-0811261

302 S. 36th Street, Suite 400, Omaha, Nebraska	68131
(Address of principal executive offices of	(Zip Code of Salton Sea Funding Corporation)
Salton Sea Funding Corporation)

(402) 341-4500
Salton Sea Funding Corporation's telephone number, including area code:

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of April 30, 2005, 100 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the “Company”) as of March 31, 2005, and the related statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Salton Sea Funding Corporation as of December 31, 2004, and the related statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2005

SALTON SEA FUNDING CORPORATION
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,531	$14,524
Short-term investments	10,000	5,000
Accrued interest receivable and other current assets	7,697	1,927
Current portion secured project notes from Guarantors	28,620	28,620
Total current assets	70,848	50,071
Secured project notes from Guarantors	269,757	269,757
Investment in 1% of net assets of Guarantors	4,344	6,675
Total assets	$344,949	$326,503

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accrued interest	$7,657	$1,914
Current portion of long-term debt	28,620	28,620
Total current liabilities	36,277	30,534
Due to affiliates	-	15,073
Senior secured notes and bonds	269,757	269,757
Total liabilities	306,034	315,364

Commitments and contingencies (Note 2)

Stockholder's equity:
Common stock authorized - 1,000 shares, par value $.01 per share; issued and outstanding 100 shares	-	-
Additional paid-in capital	36,041	8,302
Retained earnings	2,874	2,837
Total stockholder's equity	38,915	11,139
Total liabilities and stockholder's equity	$344,949	$326,503

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Revenue:
Interest income	$5,905	$8,032
Equity in loss of Guarantors	(22)	(85)
Total revenue	5,883	7,947
Costs and expenses:
General and administrative expenses	74	13
Interest expense	5,743	7,985
Total costs and expenses	5,817	7,998
Income (loss) before income taxes	66	(51)
Provision (benefit) for income taxes	29	(21)
Net income (loss)	$37	$(30)

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2005	100	$-	$8,302	$2,837	$11,139

Net income	-	-	-	37	37

Adjustments resulting from capital transactions of Guarantors	-	-	(2,309)	-	(2,309)

Equity distributions received	-	-	267,607	-	267,607

Equity distributions made			(234,685)	(2,874)	(237,559)

Balance, March 31, 2005	100	$-	$38,915	$-	$38,915

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$37	$(30)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in loss of Guarantors	22	85
Changes in assets and liabilities:
Accrued interest receivable and other current assets	(5,770)	(5,442)
Accrued interest payable	5,743	5,437
Net cash flows from operating activities	32	50
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,000)	(78,050)
Proceeds from sale of available-for-sale securities	25,000	74,550
Principal repayments of secured project notes from Guarantors	-	136,383
Net cash flows from investing activities	(5,000)	132,883
Cash flows from financing activities:
Repayment of senior secured notes and bonds	-	(136,383)
Due to affiliates, net	14,975	16,144
Net cash flows from financing activities	14,975	(120,239)
Net change in cash and cash equivalents	10,007	12,694
Cash and cash equivalents at the beginning of period	14,524	10,491
Cash and cash equivalents at the end of period	$24,531	$23,185
Supplemental disclosure:
Income taxes paid (received)	$29	$(21)

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of Salton Sea Funding Corporation (“Funding Corporation”), the accompanying unaudited financial statements of Funding Corporation and of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“SSPG”), Salton Sea Power L.L.C. (“Salton Sea Power”) and Fish Lake Power LLC (“Fish Lake”) (collectively, with CE Salton Sea Inc., the “Salton Sea Guarantors”), Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, with CE Salton Sea Inc., the “Partnership Guarantors”), and Salton Sea Royalty LLC (the “Royalty Guarantor”, together with the Salton Sea Guarantors and the Partnership Guarantors, the “Guarantors”) contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. In particular, Funding Corporation’s significant accounting policies are presented in Note 2 to the financial statements included therein.

Certain amounts in the prior period combined financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of auction rate securities. Such reclassifications did not impact previously reported net income or retained earnings.

The accompanying combined balance sheet as of December 31, 2004, reflects a reclassification of instruments used in Funding Corporation’s cash management program from cash and cash equivalents to short-term investments of $5.0 million. This reclassification is to present certain auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value. Additionally, in the accompanying combined statements of cash flows, cash and cash equivalents were reduced by $5.0 million, $7.3 million and $3.9 million at December 31, 2004, March 31, 2004 and December 31, 2003, respectively, to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

2.	Commitments and Contingencies

Southern California Edison (“Edison”) and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 megawatt turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. SSPG, with Fish Lake, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utilities Commission, the allowance was released and the associated receivable was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo had not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the “PX Receivable”). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta USA, Inc (“TransAlta”) and MidAmerican Energy Holdings Company (“MEHC”) (the “Transfer of Claims Agreements”), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta. As of March 31, 2005, the California Power Exchange has not made any payments.

3.	Related Party Transactions

Funding Corporation received $267.6 million of amounts due to affiliates as equity distributions and made equity distributions of $237.6 million of amounts due from affiliates during the three-month period ended March 31, 2005. The amounts due to affiliates include amounts due to the Partnership Guarantors and Royalty Guarantor of $208.3 million and $59.3 million, respectively, which represent the Partnership Guarantors’ and Royalty Guarantor’s excess operating profits previously held in the revenue account of Funding Corporation and subsequently transferred from the distribution account of Funding Corporation pursuant to the terms and conditions of the debt of Funding Corporation. The amounts due from affiliates include amounts due from the Salton Sea Guarantors of $36.7 million, which represent the Salton Sea Guarantors’ operating losses and capital expenditures previously funded by amounts held in the revenue account of Funding Corporation and amounts due from Magma Power Company of $200.9 million, which represent amounts previously transferred to Magma Power Company pursuant to the terms and conditions of the debt of Funding Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 2005, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Salton Sea Guarantors as of December 31, 2004, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2005

SALTON SEA GUARANTORS
COMBINED BALANCE SHEETS
(Amounts in thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Trade accounts receivable	$11,268	$14,872
Trade accounts receivable from affiliates	1,291	932
Prepaid expenses and other current assets	4,777	4,032
Total current assets	17,336	19,836
Properties, plants and equipment, net	370,014	372,986
Intangible assets, net	22,093	22,379
Total assets	$409,443	$415,201

LIABILITIES AND GUARANTORS’ EQUITY

Current liabilities:
Accounts payable	$856	$256
Accrued interest	5,077	1,269
Other accrued liabilities	5,447	4,282
Current portion of long-term debt	23,918	23,918
Total current liabilities	35,298	29,725
Due to affiliates	-	44,085
Senior secured project note	175,320	175,320
Total liabilities	210,618	249,130

Commitments and contingencies (Note 7)

Guarantors' equity	198,825	166,071
Total liabilities and guarantors' equity	$409,443	$415,201

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Operating revenue	$21,838	$22,179

Costs and expenses:
Royalty, operating, general and administrative expense	13,816	12,293
Depreciation and amortization	8,078	5,577
Total costs and expenses	21,894	17,870

Operating income (loss)	(56)	4,309

Other income (expense):
Interest expense	(3,922)	(4,396)
Interest and other income	2	170
Total other income (expense)	(3,920)	(4,226)
Income (loss) from continuing operations	(3,976)	83
Loss from discontinued operations (Note 3)	-	(113)
Net loss	$(3,976)	$(30)

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF GUARANTORS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Amounts in thousands)

Amount

Balance, January 1, 2005	$166,071

Net loss	(3,976)

Equity contribution	36,730

Balance, March 31, 2005	$198,825

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Income (loss) from continuing operations	$(3,976)	$83
Adjustments to reconcile income (loss) from continuing operations to net cash flows from continuing operations:
Depreciation and amortization	8,078	5,577
Changes in other items:
Trade accounts receivable, net	3,245	(1,208)
Prepaid expenses and other current assets	(745)	(551)
Accounts payable and accrued liabilities	5,573	2,068
Net cash flows from continuing operating activities	12,175	5,969
Cash flows from investing activities:
Capital expenditures	(4,820)	(436)
Cash flows from financing activities:
Decrease in due to affiliates	(7,355)	(5,533)
Net change in cash	-	-
Cash at the beginning of period	-	-
Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“SSPG”), Salton Sea Power L.L.C. (“Salton Sea Power”), CE Salton Sea Inc. and Fish Lake Power LLC (“Fish Lake”) (collectively the “Salton Sea Guarantors”), the accompanying unaudited combined financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Salton Sea Guarantors' Annual Report on Form 10-K for the year ended December 31, 2004. In particular, the Salton Sea Guarantors’ significant accounting policies are presented in Note 2 to the combined financial statements included therein.

Certain amounts in the prior period combined financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of activity as discontinued operations (see Note 3). Such reclassifications did not impact previously reported net losses or guarantors’ equity.

2.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Salton Sea Guarantors are required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Salton Sea Guarantors’ financial position, results of operations or cash flows.

3.	Discontinued Operations - Mineral Reserves and Zinc Recovery Project

The Salton Sea Guarantors' long-lived assets included rights to commercial quantities of extractable minerals (“Mineral Reserves”) from the elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California. CalEnergy Minerals, LLC (“CalEnergy Minerals”) installed facilities near the geothermal generation facilities intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“Zinc Recovery Project”).

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash impairment charge was recorded in September 2004 to write-off the Mineral Reserves. The activity related to the Mineral Reserves is classified separately as discontinued operations in the accompanying combined statements of operations and consists of depreciation and amortization of $0.1 million for the three-month period ended March 31, 2004.

4.	Properties, Plants and Equipment, Net

Properties, plants and equipment as of March 31, 2005 and December 31, 2004 are as follows, respectively (in thousands):

	Estimated Useful Lives	March 31, 2005	December 31, 2004

Power plant and equipment	2 to 30 years	$455,923	$454,762
Wells and resource development	2 to 20 years	68,682	67,511
Total operating assets		524,605	522,273
Accumulated depreciation and amortization		(154,591)	(149,287)
Property, plant and equipment, net		$370,014	$372,986

During the three-month period ended March 31, 2005, the Salton Sea Guarantors made a decision to replace certain pipe with a remaining net book value of $1.8 million, which was charged to depreciation expense in the accompanying combined statement of operations.

5.	Intangible Assets, Net

The Salton Sea Guarantors' acquired intangible assets consist of power purchase agreements with a cost of $33.4 million and accumulated amortization of $11.4 million and $11.1 million at March 31, 2005 and December 31, 2004, respectively. Amortization expense on the power purchase agreements was $0.3 million for each of the three-month periods ended March 31, 2005 and 2004. The Salton Sea Guarantors expect amortization expense on the power purchase agreements to be $0.9 million for the remaining nine months in 2005 and $1.2 million for each of the four succeeding fiscal years.

6.	Related Party Transactions

The Salton Sea Guarantors recognized $36.7 million of amounts due to affiliates as an equity contribution during the three-month period ended March 31, 2005. The amounts due to affiliates represented Salton Sea Guarantor operating losses and capital expenditures previously funded by amounts held in the revenue account of Funding Corporation.

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company (“Magma”), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Guarantors’ power generation facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amount expensed for each of the three-month periods ended March 31, 2005 and 2004 was $1.1 million.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed for each of the three-month periods ended March 31, 2005 and 2004 was $0.3 million.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CalEnergy Operating Corporation (“CEOC”) and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month periods ended March 31, 2005 and 2004, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.8 million and $3.9 million, respectively.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), Salton Sea Power began selling available power from the Salton Sea V Project to TransAlta USA Inc. (“TransAlta”) on February 12, 2003, at prices based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $2.0 million and $1.4 million during the three-month periods March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta were $1.1 million and $0.9 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo LLC (“CE Turbo”) entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour (“MWh”) of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. (“TransAlta Marketing”) at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing from Salton Sea Power commenced in July 2004 and totaled $0.5 million for the three-month period ended March 31, 2005. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta Marketing were $0.2 million and $- million, respectively.

Pursuant to November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power provided CalEnergy Minerals with its Zinc Recovery Project’s electrical energy requirements at the market rates available to Salton Sea Power, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $- million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. On September 10, 2004, CalEnergy Minerals ceased operations of its Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances as of March 31, 2005 and December 31, 2004, respectively.

7.	Commitments and Contingencies

Southern California Edison (“Edison”) and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 megawatt turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. SSPG, with Fish Lake, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance for doubtful accounts was released and the associated receivable was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power had not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.0 million (the “PX Receivable”). Salton Sea Power had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power entered into separate Transfer of Claims Agreements with TransAlta and MidAmerican Energy Holdings Company (“MEHC”) (the “Transfer of Claims Agreements”), pursuant to which Salton Sea Power received $2.9 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.0 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Environmental Liabilities

The Salton Sea Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Salton Sea Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Salton Sea Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Salton Sea Guarantors and the amount of energy available from the Salton Sea Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Salton Sea Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying combined balance sheets at their undiscounted amounts. As of March 31, 2005 and December 31, 2004, the environmental liabilities recorded on the combined balance sheets were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2005, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Partnership Guarantors as of December 31, 2004, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2005

PARTNERSHIP GUARANTORS
COMBINED BALANCE SHEETS
(Amounts in thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash	$774	$-
Trade accounts receivable	14,129	13,841
Trade accounts receivable from affiliate	577	353
Inventory	22,309	18,513
Prepaid expenses and other current assets	2,151	1,649
Total current assets	39,940	34,356
Restricted cash	780	965
Properties, plants and equipment, net	203,143	204,985
Intangible assets, net	49,143	50,017
Management fee	60,022	61,544
Due from affiliates	-	205,386
Goodwill	56,528	56,528
Total assets	$409,556	$613,781

LIABILITES AND GUARANTORS’ EQUITY

Current liabilities:
Accounts payable	$3,829	$1,771
Accrued interest	2,570	642
Other accrued liabilities	14,402	14,605
Current portion of long-term debt	4,265	4,265
Total current liabilities	25,066	21,283
Senior secured project note	94,437	94,437
Deferred income taxes	96,089	95,371
Total liabilities	215,592	211,091

Commitments and contingencies (Note 7)

Guarantors’ equity:
Common stock	3	3
Additional paid-in capital	472,998	681,297
Accumulated deficit	(279,037)	(278,610)
Total guarantors’ equity	193,964	402,690
Total liabilities and guarantors’ equity	$409,556	$613,781

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Operating revenue	$20,140	$18,425

Costs and expenses:
Royalty, operating, general and administrative costs	11,638	15,397
Depreciation and amortization	8,437	6,074
Total costs and expenses	20,075	21,471

Operating income (loss)	65	(3,046)

Other income (expense):
Interest expense	(1,948)	(2,019)
Other income (loss)	(145)	(613)
Total other income (expense)	(2,093)	(2,632)

Loss from continuing operations before income taxes	(2,028)	(5,678)
Provision (benefit) for income taxes	73	(3,850)
Loss from continuing operations	(2,101)	(1,828)
Income (loss) from discontinued operations, net of tax (Note 3)	1,674	(8,384)
Net loss	$(427)	$(10,212)

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF GUARANTORS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2005	3	$3	$681,297	$(278,610)	$402,690

Net loss	-	-	-	(427)	(427)

Equity distribution	-	-	(208,299)	-	(208,299)

Balance, March 31, 2005	3	$3	$472,998	$(279,037)	$193,964

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(2,101)	$(1,828)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operations:
Depreciation and amortization	8,437	6,074
Deferred income taxes	718	1,233
Changes in other items:
Trade accounts receivable	(872)	1,806
Inventory, prepaid expenses and other current assets	(4,305)	(2,656)
Accounts payable and accrued liabilities	4,345	7,098
Net cash flows from continuing operations	6,222	11,727
Net cash flows from discontinued operations	(1,332)	(12,742)
Net cash flows from operating activities	4,890	(1,015)
Cash flows from investing activities:
Capital expenditures related to operating projects	(4,490)	(3,014)
Decrease in restricted cash	(1)	(2)
Other	291	646
Net cash flows from continuing operations	(4,200)	(2,370)
Net cash flows from discontinued operations	2,810	(709)
Net cash flows from investing activities	(1,390)	(3,079)
Cash flows from financing activities:
Increase in due from affiliates	(2,022)	(9,357)
Net cash flows from continuing operations	(2,022)	(9,357)
Net cash flows from discontinued operations	(704)	13,476
Net cash flows from financing activities	(2,726)	4,119
Net change in cash	774	25
Cash at beginning of period	-	-
Cash at the end of period	$774	$25
Supplemental disclosure:
Income taxes paid (received)	$645	$(2,617)

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CE Salton Sea Inc, CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the “Partnership Guarantors”), the accompanying unaudited combined financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited combined financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership Guarantors' Annual Report on Form 10-K for the year ended December 31, 2004. In particular, the Partnership Guarantors’ significant accounting policies are presented in Note 2 to the combined financial statements included therein.

Certain amounts in the prior period combined financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of activity as discontinued operations (see Note 3). Such reclassifications did not impact previously reported net losses or guarantors’ equity.

2.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership Guarantors are required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Partnership Guarantors’ financial position, results of operations or cash flows.

3.	Discontinued Operations - Mineral Assets and Zinc Recovery Project

The Partnership Guarantors' long-lived assets included rights to commercial quantities of extractable minerals from the elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and facilities installed by CalEnergy Minerals near the geothermal energy generation facilities owned by certain Partnership Guarantors that were intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (the “Zinc Recovery Project”).

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash impairment charge was recorded in September 2004 to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively the “Mineral Assets”).

The activity of the Mineral Assets is classified separately as discontinued operations in the accompanying combined statements of operations and includes the following (in thousands):

	Three Months
	Ended March 31,
	2005	2004

Operating revenue	$-	$721

Loss from discontinued operations	-	(14,151)
Proceeds from disposal activities, net	2,835	-
Income tax (provision) benefit	(1,161)	5,767
Income (loss) from discontinued operations, net of tax	$1,674	$(8,384)

A decommissioning plan, which began in September 2004, continued into 2005. Substantially all costs incurred have related to disposal activities and have been offset by proceeds from sales of the Zinc Recovery Project’s assets. Costs are recognized in the period in which the related liability is incurred. Salvage proceeds are recognized in the period earned. CalEnergy Minerals expects to make additional cash expenditures consisting of pre-tax disposal costs and property taxes of approximately $1.3 million. The costs of disposal activities for the three-month period ended March 31, 2005 are as follows (in thousands):

Accrued disposal costs at December 31, 2004	$430
Costs of disposal activities	643
Payments of disposal costs	(462)
Accrued disposal costs at March 31, 2005	$611

On December 13, 2004, CalEnergy Minerals entered into a project decommissioning contract (the “Decommissioning Contract”) and an equipment purchase agreement (the “Equipment Purchase Agreement”) with a third party contractor. Under the terms of the Decommissioning Contract, the contractor has agreed to dismantle and remove certain Zinc Recovery Project equipment and other assets on a turnkey, date certain basis. Under the terms of the Equipment Purchase Agreement the contractor has purchased certain Zinc Recovery Project equipment for a guaranteed purchase price of approximately $4.1 million, which was paid in full as of April 19, 2005. Additionally, any gross proceeds the contractor receives from the sale of such equipment and other assets over approximately $5.7 million will be shared equally with CalEnergy Minerals. CalEnergy Minerals has retained ownership of the remaining Zinc Recovery Project equipment and other assets for potential direct sale to third parties. Under the terms of the Equipment Purchase Agreement and the Decommissioning Contract, CalEnergy Minerals has an option, exercisable no later than October 1, 2005, to sell this retained equipment and other assets to the contractor for approximately $0.1 million and have it removed by the contractor no later than December 31, 2005. Total asset sales proceeds to date, including the $4.1 million from the third party contractor, are $4.8 million.

4.	Properties, Plants and Equipment, Net

Properties, plants and equipment as of March 31, 2005 and December 31, 2004 are as follows, respectively (in thousands):

	Estimated Useful Lives	March 31, 2005	December 31, 2004
Cost:
Power plant and equipment	2 to 30 years	$235,929	$234,865
Wells and resource development	2 to 20 years	108,946	108,396
Total operating assets		344,875	343,261
Accumulated depreciation and amortization		(141,732)	(138,276)
Property, plant and equipment, net		$203,143	$204,985

During the three-month period ended March 31, 2005, the Partnership Guarantors made a decision to replace certain pipe with a remaining net book value of $1.5 million, which was charged to depreciation expense in the accompanying combined statement of operations.

5.	Intangible Assets, Net

The following table summarizes the acquired intangible assets as of March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	$123,002	$100,424	$123,002	$100,032
Patented Technology	46,290	19,725	46,290	19,243
Total	$169,292	$120,149	$169,292	$119,275

Amortization expense on acquired intangible assets was $0.9 million for each of the three-month periods ended March 31, 2005 and 2004. The Partnership Guarantors expect amortization expense on acquired intangible assets to be $2.6 million for the remaining nine months in 2005 and $3.5 million each of the four succeeding fiscal years.

6.	Related Party Transactions

The Partnership Guarantors declared $208.3 million of amounts due from affiliates as an equity distribution during the three-month period ended March 31, 2005. The $208.3 million represented the Partnership Guarantors’ excess operating profits previously held in the revenue account of Funding Corporation and subsequently transferred from the distribution account of Funding Corporation pursuant to the terms and conditions of the debt of Funding Corporation.

MidAmerican Energy Holdings Company (“MEHC”) contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. The 2004 equity contributions were $149.7 million and are included in the accompanying combined statement of cash flows as part of net financing activity cash flows from discontinued operations, and include MEHC's $136.4 million funding of its guarantee of the 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”) issued by Salton Sea Funding Corporation (“Funding Corporation”) which were redeemed on March 1, 2004 and MEHC’s $13.3 million funding of the Zinc Recovery Project’s operating losses.

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma Power Company rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed were $2.1 million and $1.9 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), CE Turbo began selling available power from the CE Turbo Project to TransAlta USA, Inc. (“TransAlta”) on February 12, 2003, based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $0.9 million and $0.7 million during the three-month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta were $0.6 million and $0.4 million, respectively.

On January 21, 2004, CE Turbo and Salton Sea Power LLC entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour (“MWh”) of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the CE Turbo Project and Salton Sea V Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a market price per Green Tag. There were no sales by CE Turbo under this agreement for the three-month periods ending March 31, 2005 and 2004.

7.	Commitments and Contingencies

The California Power Exchange

In January 2001, the California Power Exchange declared bankruptcy. As a result, CE Turbo has not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $0.8 million (the “PX Receivable”). CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the “Transfer of Claims Agreements”), pursuant to which CE Turbo received $0.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $0.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, the CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Minerals

On May 25, 2001, CalEnergy Minerals and AMEC E&C Services Inc. (“AMEC”) entered into a services agreement for engineering, procurement and construction management services (the “AMEC Agreement”) in connection with the resolution of numerous problems that affected the timely completion of CalEnergy Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which CalEnergy Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. CalEnergy Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision. Pending receipt of the appellate decision, CalEnergy Minerals intends to vigorously pursue its claims against AMEC and prevent collection by AMEC of any amount from CalEnergy Minerals.

Environmental Liabilities

The Partnership Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Partnership Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Partnership Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Partnership Guarantors and the amount of energy available from the Partnership Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Partnership Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying combined balance sheets at their undiscounted amounts. As of March 31, 2005 and December 31, 2004, the environmental liabilities recorded on the combined balance sheets were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Royalty LLC (the “Company”) as of March 31, 2005, and the related statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Salton Sea Royalty LLC as of December 31, 2004, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2005

SALTON SEA ROYALTY LLC
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Royalty stream, net	$11,641	$11,913
Goodwill	30,464	30,464
Due from affiliates	-	56,852
Total assets	$42,105	$99,229

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accrued interest	$11	$3
Current portion of long-term debt	437	437
Total current liabilities	448	440

Commitments and contingencies

Members' equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	-	-
Additional paid-in capital	1,561	1,561
Retained earnings	40,096	97,228
Total members' equity	41,657	98,789
Total liabilities and members' equity	$42,105	$99,229

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Operating revenue	$3,205	$2,766

Costs and expenses:
Royalty, operating, general and administrative expenses	749	711
Amortization of royalty stream	272	272
Total costs and expenses	1,021	983

Operating income	2,184	1,783

Interest expense	(8)	(18)

Net income	$2,176	$1,765

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF MEMBERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2005	100	$-	$1,561	$97,228	$98,789

Net income	-	-	-	2,176	2,176

Equity distribution	-	-	-	(59,308)	(59,308)

Balance, December 31, 2005	100	$-	$1,561	$40,096	$41,657

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net income	$2,176	$1,765
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of royalty stream	272	272
Changes in other items:
Prepaid expenses and other current assets	-	2
Accrued interest	8	16
Net cash flows from operating activities	2,456	2,055
Net cash flows from financing activities:
Change in due from affiliates	(2,456)	(2,055)
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of Salton Sea Royalty LLC (the “Company”), the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In particular, the Company’s significant accounting policies are presented in Note 2 to the financial statements included therein.

2.	Royalty Stream

The royalty stream has a cost of $60.5 million and accumulated amortization of $48.9 million and $48.6 million as of March 31, 2005 and December 31, 2004, respectively. Royalty stream amortization expense was $0.3 million for each of the three-month periods ended March 31, 2005 and 2004. Royalty stream amortization expense is expected to be $0.8 million for the remaining nine months in 2005 and $1.1 million for each of the four succeeding fiscal years.

3.	Related Party Transactions

The Company declared $59.3 million of amounts due from affiliates as an equity distribution during the three-month period ended March 31, 2005. The $59.3 million represented the Company’s excess operating profits previously held in the revenue account of Funding Corporation and subsequently transferred from the distribution account of Funding Corporation pursuant to the terms and conditions of the debt of Funding Corporation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Salton Sea Funding Corporation (“Funding Corporation”) and Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“SSPG”), Salton Sea Power L.L.C. (“Salton Sea Power”), and Fish Lake Power LLC (“Fish Lake”), which own five operating geothermal power plants in Imperial Valley, California known as Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project (collectively, the “Salton Sea Projects”), and CE Salton Sea Inc. (together with the owners of the Salton Sea Projects, the “Salton Sea Guarantors”),Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), each of which owns an operating geothermal power plant located in Imperial Valley, California known as the Vulcan Project, the Elmore Project, the Leathers Project, the Del Ranch Project and the CE Turbo Project, (collectively, the “Partnership Projects” and together with the Salton Sea Projects, the “Imperial Valley Projects”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CE Salton Sea Inc., CalEnergy Operating Corporation (“CEOC”), Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the “Partnership Guarantors”), and Salton Sea Royalty LLC (the “Royalty Guarantor”, together with the Salton Sea Guarantors and the Partnership Guarantors, the “Guarantors”), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with Funding Corporation's and the Guarantors' historical financial statements and the notes to those statements. Actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, Funding Corporation and the Guarantors may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond their control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of Funding Corporation's or the Guarantors' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Funding Corporation and the Guarantors have identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Neither Funding Corporation nor the Guarantors assume any responsibility to update forward-looking information contained herein.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some factors that affect the comparability of our financial results for the three-month periods ended March 31, 2005 and 2004:

•
On September 10, 2004, management made the decision to cease operations of the facilities installed near the geothermal energy generation facilities located in the Imperial Valley of California that were intended to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“the Zinc Recovery Project”). Based on this decision, the Partnership Guarantors and Salton Sea Guarantors recognized an impairment charge to write-off the Zinc Recovery Project, rights to quantities of extractable minerals (the “Mineral Reserves”) and allocated goodwill (collectively, the “Mineral Assets”).

•
On March 1, 2004, Funding Corporation completed the redemption of $136.4 million of its 7.475% Senior Secured Series F Bonds (“Series F Bonds”) due on November 30, 2018. Funding Corporation made a demand on MidAmerican Energy Holdings Company (“MEHC”) and MEHC performed under that demand in order to fund the redemption.

•	During the three-month period ended March 31, 2005, Funding Corporation and the Guarantors declared and received equity distributions and contributions related to affiliate balances.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the period. At March 31, 2005, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net megawatt (“MW”), respectively. At March 31, 2005, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

	Three Months Ended March 31,
	2005	2004
Overall capacity factor	78.4%	88.3%
Megawatt hour (“MWh”) produced	285,200	324,900
Capacity (net MW) (weighted average)	168.4	168.4

The overall capacity factor and production for the Salton Sea Guarantors decreased for the three-month period ended March 31, 2005 as compared to the same period in 2004 primarily due to the timing of scheduled maintenance outages, partially offset by reduced length of scheduled outages in 2005.

The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

	Three Months Ended March 31,
	2005	2004
Overall capacity factor	103.9%	94.0%
MWh produced	354,500	324,500
Capacity (net MW) (weighted average)	158.0	158.0

The overall capacity factor and production for the Partnership Guarantors increased for the three-month period ended March 31, 2005 as compared to the same period in 2004 primarily due the timing and reduced length of scheduled maintenance outages in 2005.

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

Funding Corporation's net income (loss) was not significant for the three-month periods ended March 31, 2005 and 2004. The net income (loss) represents interest income and expense and Funding Corporation’s 1% equity in loss of the Guarantors, net of applicable tax.

The Salton Sea Guarantors' operating revenue decreased $0.4 million, or 1.8%, to $21.8 million for the three-month period ended March 31, 2005, from $22.2 million for the same period in 2004. The decrease was due to reduced production as a result of the timing scheduled maintenance outages, partially offset by the reduced length of scheduled maintenance outages and favorable energy pricing of $1.8 million in 2005.

The Salton Sea Guarantors' royalty, operating, general and administrative expenses increased $1.5 million, or 12.2%, to $13.8 million for three-month period ended March 31, 2005, from $12.3 million for the same period in 2004. The increase was due to the timing of scheduled maintenance outages.

The Salton Sea Guarantors' depreciation and amortization increased $2.5 million to $8.1 million for the three-month period ended March 31, 2005, from $5.6 million for the same period in 2004. The increase was due to the disposal of certain replaced pipe in 2005 with a remaining net book value of $1.8 million.

The Salton Sea Guarantors' interest expense decreased $0.5 million to $3.9 million for the three-month period ended March 31, 2005, from $4.4 million for the same period in 2004. The decrease was due to lower outstanding debt balances.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Salton Sea Guarantors’ loss from discontinued operations for the three-months ended March 31, 2004 was $0.1 million, which represents depreciation of the Mineral Reserves.

The Partnership Guarantors' operating revenue increased $1.7 million, or 9.2%, to $20.1 million for the three-month period ended March 31, 2005, from $18.4 million for the same period in 2004. The increase was due to increased production in 2005 as the result of the timing and reduced length of scheduled maintenance outages.

The Partnership Guarantors' royalty, operating, general and administrative expenses decreased $2.9 million, or 20.0%, to $11.6 million for three-month period ended March 31, 2005, from $14.5 million for the same period in 2004 due to the timing of scheduled maintenance outages and less extensive scheduled maintenance in 2005.

The Partnership Guarantors' depreciation and amortization increased $2.3 million to $8.4 million for the three-month period ended March 31, 2005, from $6.1 million for the same period in 2004. The increase was due to the disposal of certain replaced pipe in 2005 with a remaining net book value of $1.5 million.

The Partnership Guarantors' interest expense decreased $0.1 million to $1.9 million for the three-month period ended March 31, 2005, from $2.0 million for the same period in 2004. The decrease was due to lower outstanding debt balances.

The Partnership Guarantors' income tax provision was $0.1 million for the three-month period ended March 31, 2005, as compared to a benefit of $3.9 million for the same period in 2004. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions made to the parent by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Partnership Guarantors’ income from discontinued operations was $1.7 million for the three-month period ended March 31, 2005, compared to a loss of $8.4 million for the same period in 2004. CalEnergy Minerals ceased operations of and began decommissioning its Zinc Recovery Project during September 2004. The change is due to operating losses in 2004 and the gain on sales of assets in 2005.

The Royalty Guarantor's net income was $2.2 million for the three-month period ended March 31, 2005, as compared to $1.8 million for the same period in 2004.

Liquidity and Capital Resources

The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Southern California Edison Company (“Edison”), other than Salton Sea V Project revenue and interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor's dependence on Edison, if Edison fails to fulfill its obligations to the Imperial Valley Projects, it could significantly impair the ability of the Guarantors to fund operating and maintenance expenses, payments of interest and principal on the debt securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors generated cash flows from operations of $12.2 million for the three-month period ended March 31, 2005, compared with $6.0 million for the same period in 2004. The increase was primarily due to changes in working capital.

The Salton Sea Guarantors’ cash flow used in investing was $4.8 million for the three-month period ended March 31, 2005, compared to $0.4 million for the same period in 2004. Capital expenditures are the primary component of investing activities and increased in 2005 due to purchases of pipe.

The Salton Sea Guarantors’ cash flow used in financing activities was $7.4 million for the three-month period ended March 31, 2005, compared with cash used of $5.5 million for the same period in 2004. The increase in cash used in financing activities was due to higher cash available from operations net of investing activities.

The Partnership Guarantors generated cash flows from continuing operations of $6.2 million for the three-month period ended March 31, 2005, compared with $11.7 million for the same period in 2004. The decrease was largely due to changes in working capital. The Partnership Guarantors’ cash flows used in discontinued operations was $1.3 million for the three-month period ended March 31, 2005, compared with $12.7 million for the same period in 2004. The decrease in cash used in discontinued operations relates to decreased operating expenditures in 2005.

The Partnership Guarantors' cash flows used in continuing investing activities increased to $4.2 million for the three-month period ended March 31, 2005, compared with $2.4 million for the same period in 2004. Capital expenditures are the primary component of investing activities which increased in 2005 due to the purchase of pipe. The Partnership Guarantors' cash flows from discontinued investing activities was $2.8 million for the three-month period ended March 31, 2005, compared with cash flows used of $0.7 million for the same period in 2004. The increase is due to proceeds received from asset sales in 2005.

The Partnership Guarantors' cash flows used in continuing financing activities was $2.0 million for the three-month period ended March 31, 2005, compared with $9.4 million for the same period in 2004. Cash flows used in financing activities from continuing operations reflect changes in amounts due from affiliates. The Partnership Guarantors generated cash flows from discontinued financing activities of $0.7 million for the three-month period ended March 31, 2005, compared with $13.5 million for the same period in 2004. Cash flows generated from financing activities from discontinued operations in 2004 reflect MEHC's equity contributions to fund the Zinc Recovery Project’s operating losses and capital expenditures, and MEHC's funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004.

The Royalty Guarantors generated cash flows from operations of $2.5 million for the three-month period ended March 31, 2005, compared with $2.1 million for the same period in 2004. The Royalty Guarantor's cash flows used in financing activities was $2.5 million for the three-month period ended March 31, 2005 compared with $2.1 million for the same period in 2004.

Zinc Recovery Project and Minerals Assets

On May 25, 2001, CalEnergy Minerals entered into a services agreement for engineering, procurement and construction management services (the “AMEC Agreement”) with AMEC E&C Services, Inc. (“AMEC”) in connection with the resolution of numerous problems that affected the construction of CalEnergy Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services, which CalEnergy Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. Calenergy Minerals filed a lawsuit against AMEC on June 13, 2003 for a declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract, professional negligence and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed that decision. Pending receipt of the appellate decision, CalEnergy Minerals intends to vigorously pursue its claims against AMEC and prevent collection by AMEC of any amount from CalEnergy Minerals.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. Based on this decision, a non-cash impairment charge was recorded in September 2004 to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Minerals Assets”). A decommissioning plan, which began in September 2004, has continued into 2005. Substantially all costs incurred have related to disposal activities and have been offset by proceeds from sales of the Zinc Recovery Project’s assets. Costs are recognized in the period in which the related liability is incurred. Salvage proceeds are recognized in the period earned. CalEnergy Minerals expects to make additional cash expenditures consisting of pre-tax disposal costs and property taxes of approximately $1.3 million. The related activity of the Minerals Assets is classified separately as discontinued operations in the combined statements of operation and cash flows for the Partnership Guarantors.

On December 13, 2004, CalEnergy Minerals entered into a project decommissioning contract (the “Decommissioning Contract”) and an equipment purchase agreement (the “Equipment Purchase Agreement”) with a third party contractor. Under the terms of the Decommissioning Contract, the contractor has agreed to dismantle and remove certain Zinc Recovery Project equipment and other assets on a turnkey, date certain basis. Under the terms of the Equipment Purchase Agreement the contractor has purchased certain Zinc Recovery Project equipment for a guaranteed purchase price of approximately $4.1 million, which was paid in full as of April 19, 2005. Additionally, any gross proceeds the contractor receives from the sale of such equipment and other assets over approximately $5.7 million will be shared equally with CalEnergy Minerals. CalEnergy Minerals has retained ownership of the remaining Zinc Recovery Project equipment and other assets for potential direct sale to third parties. Under the terms of the Equipment Purchase Agreement and the Decommissioning Contract, CalEnergy Minerals has an option, exercisable no later than October 1, 2005, to sell this retained equipment and other assets to the contractor for approximately $0.1 million and have it removed by the contractor no later than December 31, 2005. Total asset sales proceeds to date, including the $4.1 million from the third party contractor, are $4.8 million.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying combined balance sheets at their undiscounted amounts. As of March 31, 2005 and December 31, 2004, the environmental liabilities recorded on the combined balance sheets were not material.

Related Party Transactions

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company (“Magma”), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Guarantors’ power generation facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amount expensed for each of the three-month periods ended March 31, 2005 and 2004 was $1.1 million.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed for each of the three-month periods ended March 31, 2005 and 2004 was $0.3 million.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CEOC and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month periods ended March 31, 2005 and 2004, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.8 million and $3.9 million, respectively.

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed were $2.1 million and $1.9 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and the CE Turbo Project to TransAlta USA, Inc. (“TransAlta”) on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $3.0 million and $2.1 million during the three-month periods March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta were $1.7 million and $1.3 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. (“TransAlta Marketing”) at a market price per Green Tag. Pursuant to this agreement, sales from Salton Sea Power to TransAlta Marketing commenced in July 2004 and totaled $0.5 million for the three-month periods ended March 31, 2005. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta Marketing were $0.2 million and $- million, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo have not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the “PX Receivable”). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the “Transfer of Claims Agreements”), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Pursuant to November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo may provide CalEnergy Minerals its Zinc Recover Project’s electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $- million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively, and there were no sales to CalEnergy Minerals from CE Turbo for the three-month periods ended March 31, 2005 and 2004. On September 10, 2004, CalEnergy Minerals ceased operations of its Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances at March 31, 2005 and December 31, 2004 from CalEnergy Minerals.

The Funding Corporation received $267.6 million of amounts due to affiliates as equity distributions and made equity distributions of $237.6 million of amounts due from affiliates during the three-month period ended March 31, 2005. The amounts due to affiliates include amounts due to the Partnership Guarantors and the Royalty Guarantor of $208.3 million and $59.3 million, respectively, which represent the Partnership Guarantors’ and Royalty Guarantor’s excess operating profits previously held in the revenue account of Funding Corporation and subsequently transferred from the distribution account of Funding Corporation pursuant to terms and conditions of the debt of Funding Corporation. The amounts due from affiliates include amounts due from the Salton Sea Guarantors of $36.7 million, which represent the Salton Sea Guarantors’ operating losses and capital expenditures previously funded by amounts held in the revenue account of Funding Corporation and amounts due from Magma Power Company of $200.9 million, which represent amounts previously transferred to Magma pursuant to the terms and conditions of the debt of Funding Corporation.

As described above, the Partnership Guarantors and the Royalty Guarantor declared $208.3 million and $59.3 million, respectively, of amounts due from affiliates as equity distributions during the three-month period ended March 31, 2005, and the Salton Sea Guarantors recognized $36.7 million of amounts due to affiliates as an equity contribution during the three-month period ended March 31, 2005.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. The 2004 equity contributions were $149.7 million and are included in the accompanying combined statement of cash flows as part of net financing activity cash flows from discontinued operations, and include MEHC's $136.4 million funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004 and MEHC’s $13.3 million funding of the Zinc Recovery Project’s operating losses.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of Funding Corporation's and the Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2004 other than as discussed in the “Liquidity and Capital Resources” section.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Guarantors are required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Guarantors’ financial position, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to Funding Corporation's and the Guarantors' financial statements included in Funding Corporation’s and the Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets, contingent liabilities and income taxes. Actual results could differ from these estimates.

For additional discussion of Funding Corporation's and the Guarantors' critical accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Funding Corporation's and the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes to Funding Corporation or the Guarantors’ critical accounting policies during the three-month period ended March 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting Funding Corporation and the Guarantors, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Funding Corporation's and the Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, there were no material changes to Funding Corporation’s or the Guarantors’ market risk.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of Funding Corporation's and the Gurantors’ management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of Funding Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, Funding Corporation's and the Guarantors’ management, including the chief executive officer and chief accounting officer, concluded that Funding Corporation's and the Guarantors’ disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in Funding Corporation’s and the Guarantors’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Funding Corporation’s and the Guarantors’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings, please review the notes to the Interim Financial Statements and Item 3, “Legal Proceedings” in Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. None of the proceedings that were disclosed in Item 3 of the Form 10-K were terminated or had material developments during the three-month period ended March 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salton Sea Funding Corporation
(Registrant)

Date: May 6, 2005	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.